Form 10-K
period 1999-12-31
SUPERIOR BANK FSB AFC MORTGAGE LN ASSET BK NOTES SER 1999-3
filed 2000-01-27
CIK 1095917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1999

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

                          Commission File No. 333-83597
                                              ---------

                        SUPERIOR BANK FSB (SERIES 1999-3)
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

             UNITED STATES                                       36-1414142
             -------------                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               ONE LINCOLN CENTRE
                        OAKBROOK TERRACE, ILLINOIS 60181
                        --------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  630 916-4000
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
         Title of each class                            on which registered
         -------------------                            -------------------

               NONE                                       NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X               No
                                  ---                 ---

Documents Incorporated by Reference:
------------------------------------

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated September 20, 1999 together with the Prospectus dated August 9, 1999.

                                         SUPERIOR BANK FSB (SERIES 1999-3)

                                                     FORM 10-K

                                                 TABLE OF CONTENTS
                                                                                                               Page
Part I

         Item     1.  Business............................................................................        1

         Item     2.  Properties..........................................................................        1

         Item     3.  Legal Proceedings...................................................................        1

         Item     4.  Submission of Matters to a Vote of Security Holders.................................        1


Part II

         Item     5.  Market for Registrant's Common Equity
                          and Related Shareholder Matters.................................................        1

         Item     6.  Selected Financial Data.............................................................        1

         Item     7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................................        2

         Item     8.  Financial Statements and Supplementary Data.........................................        2

         Item     9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................................................        2


Part III

         Item    10.  Directors and Officers of the Registrant............................................        2

         Item    11.  Executive Compensation..............................................................        2

         Item    12.  Security Ownership of Certain Beneficial
                          Owners and Management...........................................................        2

         Item    13.  Certain Relationships and Related Transactions......................................        4

         Item    14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K.........................................................        4

                                     PART I

ITEM 1   BUSINESS.
         --------

         Not applicable.


ITEM 2   PROPERTIES.
         ----------

         Not applicable.


ITEM 3   LEGAL PROCEEDINGS.
         -----------------

         There were no material legal proceedings involving either the Mortgage Pool, the Indenture Trustee, the custodian, the Servicer or the Registrant with respect to the Mortgage Pool, other than ordinary routine litigation incidental to the duties of the Indenture Trustee, the custodian, the Servicer or the Registrant under the Sale and Servicing Agreement.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.



                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

         (a) There is no established trading market for the Notes.

         (b) As of December 31, 1999, with respect to Series 1999-3 there were five (5) holders of record of the Registrant's Class 1A Notes and there were four (4) holders of record of the Registrant's Class 2A Notes.

             This does not reflect the number of persons who hold their notes in nominee or "street" name through various brokerage firms.


ITEM 6   SELECTED FINANCIAL DATA.
         -----------------------

         Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------


         Not applicable.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         Not applicable.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

         Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

         Not applicable.


ITEM 11  EXECUTIVE COMPENSATION.
         ----------------------

         Not applicable.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.
         ---------------------------------------------------

         The following table provides information, as of December 31, 1999 with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1999-3 Series of Notes. This does not reflect the persons who hold their notes in nominee or "street" name.

         Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Notes as of the close of business on December 31, 1999.

                                                                                                 Percent of Class of
                                                              Principal Amount of           Certificates Outstanding (by
Series and Class                                              Certificates Owned             aggregate principal balance
 of Certificates      Name and Address                            of Record                     or Percentage Interest)
 ---------------      ----------------                            ---------                     -----------------------
1999-3

Class 1A              Bankers Trust Company                      $45,000,000                        14.28%
                      c/o BT Services Tennessee Inc.
                      648 Grassmere Park Drive
                      Nashville, Tennessee  37211

                      Chase Bank of Texas, N.A.                  $140,000,000                       44.44%
                      P.O. Box 2558
                      Houston, Texas  77252-8009

                      Chase Manhattan Bank                       $30,000,000                         9.52%
                      4 New York Plaza, 13th Floor
                      New York, New York  10004

                      LBI-Lehman Government                      $50,000,000                        15.87%
                      Securities Inc.
                      101 Hudson Street, 31st Floor
                      Jersey City, New Jersey  07302

                      Norwest Bank Minnesota,                    $50,000,000                        15.87%
                      National Association
                      733 Marquette Avenue
                      Minneapolis, Minnesota  55479-0056

Class 2A              The Bank of New York                       $70,000,000                           35%
                      925 Patterson Plank Road
                      Secaucus, New Jersey  07094

                      Bankers Trust Company                      $35,000,000                         17.5%
                      (See Above)

                      Chase Manhattan Bank                       $85,000,000                         42.5%
                      (See Above)





                      Northern Trust Company                     $10,000,000                            5%
                      50 South LaSalle Street, Level A
                      Chicago, Illinois  60675


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         Not applicable.


ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

         Not applicable.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report, proxy statement, form of proxy or other soliciting material has been sent to Notesholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

                  Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUPERIOR BANK FSB
                                            (Registrant and as Depositor)


                                            By:   /s/ William C. Bracken
                                                  ------------------------------
                                                  William C. Bracken
                                                  Senior Vice President and
                                                   Chief Financial Officer

                                            Date: January 27, 2000

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.


            Name                                          Title                              Date
            ----                                          -----                              ----
                *                                President, Director                    January 27, 2000
--------------------------------
(Neal T. Halleran)

/s/ William C. Bracken                           Senior Vice President and              January 27, 2000
--------------------------------                 Chief Financial Officer
(William C. Bracken)                             (Principal Financial and
                                                 Accounting Officer)

                *                                Director                               January 27, 2000
--------------------------------
(Monte Kurs)

                *                                Director                               January 27, 2000
--------------------------------
(Nelson L. Stephenson)

                *                                Director                               January 27, 2000
--------------------------------
(Glen Miller)

                *                                Director                               January 27, 2000
--------------------------------
(Marc A. Weisman)

*By: /s/ William C. Bracken
     ----------------------
         William C. Bracken
         Attorney-in-fact